Form 10-K
period 2025-12-31
BMO 2024-5C6 Mortgage Trust
filed 2026-03-31
CIK 2034419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The Bronx Terminal Market mortgage loan, which represented approximately 8.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Moffett Towers Building D mortgage loan, which represented approximately 8.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V10 PSA (as defined in Item 15 below).

2. The Prime Northeast Portfolio mortgage loan, which represented approximately 7.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Prime Northeast Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V11 PSA.

3.  The 9950 Woodloch mortgage loan, which represented approximately 3.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 9950 Woodloch mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2024-5C1 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the WFCM 2024-5C1 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-15.

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

5. The Northwoods Apartments mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Northwoods Apartments mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-5C29 PSA.

6.  The Gallup HQ mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arthouse Hotel mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 1025 Lenox Park Boulevard Northeast mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.   The Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C5 PSA (as defined in Item 15 below).  Effective as of November 25, 2025, LNR Partners, LLC was terminated as the special servicer under the BMO 2024-5C5 PSA, and CWCapital Asset Management LLC has been appointed to act as the successor special servicer under the BMO 2024-5C5 PSA, as disclosed in the Current Report on Form 8-K filed on November 25, 2025 under Commission File No. 333-255934-15.

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the 9950 Woodloch mortgage loan is serviced, (ii) Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the 9950 Woodloch mortgage loan is serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA, (iv) KeyBank National Association, as master servicer under the BBCMS 2024-5C29 PSA, pursuant to which the Northwoods Apartments mortgage loan is serviced, (v) U.S. Bank Trust Company, National Association, as trustee under the BBCMS 2024-5C29 PSA, pursuant to which the Northwoods Apartments mortgage loan is serviced on and after September 27, 2024, (vi) CWCapital Asset Management LLC, as special servicer for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA on and after November 25, 2025 and (vii) BellOak, LLC, as operating advisor for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA, are not included in this report on Form 10-K because each of Wells Fargo Bank, National Association, Trimont LLC, 3650 REIT Loan Servicing LLC,  KeyBank National Association, U.S. Bank Trust Company, National Association, CWCapital Asset Management LLC and BellOak, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2024-V11 PSA, the WFCM 2024-5C1 PSA, the Benchmark 2024-V9 PSA, the BBCMS 2024-5C29 PSA and the BMO 2024-5C5 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.  This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB as trustee under the Benchmark 2024-V10 PSA because the trustee under such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statement of (i) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the 9950 Woodloch mortgage loan is serviced, (ii) Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the 9950 Woodloch mortgage loan is serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA, (iv) KeyBank National Association, as master servicer under the BBCMS 2024-5C29 PSA, pursuant to which the Northwoods Apartments mortgage loan is serviced, (v) CWCapital Asset Management LLC, as special servicer for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA on and after November 25, 2025 and (vi) Situs Holdings, LLC, as special servicer for the Bronx Terminal Market mortgage loan under the Benchmark 2024-V10 PSA, because each of Wells Fargo Bank, National Association, Trimont LLC, 3650 REIT Loan Servicing LLC, KeyBank National Association, CWCapital Asset Management LLC and Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the Benchmark 2024-V11 PSA, the WFCM 2024-5C1 PSA, the Benchmark 2024-V9 PSA, the BBCMS 2024-5C29 PSA and the BMO 2024-5C5 PSA and (ii) Citibank, N.A., as certificate administrator under the Benchmark 2024-V10 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.2) [Reserved]

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

(4.5) Pooling and Servicing Agreement, dated as of July 1, 2024 (the “WFCM 2024-5C1 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated September 12, 2024, and filed by the registrant on September 12, 2024 under Commission File No. 333-255934-15, and is incorporated by reference herein). (See Explanatory Note 3)

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

(4.8) Pooling and Servicing Agreement, dated as of August 1, 2024 (the “BMO 2024-5C5 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC (as successor to LNR Partners, LLC), as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated September 12, 2024, and filed by the registrant on September 12, 2024 under Commission File No. 333-255934-15, and is incorporated by reference herein). (See Explanatory Note 6)

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

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Berkadia Commercial Mortgage LLC, as primary servicer

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V11 PSA, pursuant to which the Prime Northeast Portfolio mortgage loan is serviced. (see Exhibit 33.1)

33.8 LNR Partners, LLC, as special servicer for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 33.2)

33.9 Park Bridge Lender Services LLC, as operating advisor for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA.

33.10 Computershare Trust Company, National Association, as custodian for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 33.5)

33.11 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V11 PSA, pursuant to which the Prime Northeast Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V10 PSA, pursuant to which the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan are serviced. (see Exhibit 33.1)

33.13 Situs Holdings, LLC, as special servicer for the Bronx Terminal Market mortgage loan under the Benchmark 2024-V10 PSA.

33.14 Rialto Capital Advisors, LLC, as general special servicer for the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA.

33.15 Pentalpha Surveillance LLC, as operating advisor for the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA. (see Exhibit 33.3)

33.16 Citibank, N.A., as custodian for the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA.

33.17 Citibank, N.A., as certificate administrator under the Benchmark 2024-V10 PSA, pursuant to which the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan are serviced.

33.18 Argentic Services Company LP, as special servicer for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA.

33.19 Pentalpha Surveillance LLC, as operating advisor for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.3)

33.20 Computershare Trust Company, National Association, as custodian for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.5)

33.21 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the 9950 Woodloch mortgage loan is serviced. (see Exhibit 33.4)

33.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 33.1)

33.23 Park Bridge Lender Services LLC, as operating advisor for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 33.9)

33.24 Computershare Trust Company, National Association, as custodian for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 33.5)

33.25 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 33.4)

33.26 Argentic Services Company LP, as special servicer for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.18)

33.27 Park Bridge Lender Services LLC, as operating advisor for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.9)

33.28 Computershare Trust Company, National Association, as custodian for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.5)

33.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C5 PSA, pursuant to which the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans are serviced. (see Exhibit 33.1)

33.30 LNR Partners, LLC, as special servicer for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA prior to November 25, 2025. (see Exhibit 33.2)

33.31 Computershare Trust Company, National Association, as custodian for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA. (see Exhibit 33.5)

33.32 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C5 PSA, pursuant to which the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans are serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Berkadia Commercial Mortgage LLC, as primary servicer

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V11 PSA, pursuant to which the Prime Northeast Portfolio mortgage loan is serviced. (see Exhibit 34.1)

34.8 LNR Partners, LLC, as special servicer for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 34.2)

34.9 Park Bridge Lender Services LLC, as operating advisor for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA.

34.10 Computershare Trust Company, National Association, as custodian for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 34.5)

34.11 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V11 PSA, pursuant to which the Prime Northeast Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V10 PSA, pursuant to which the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan are serviced. (see Exhibit 34.1)

34.13 Situs Holdings, LLC, as special servicer for the Bronx Terminal Market mortgage loan under the Benchmark 2024-V10 PSA.

34.14 Rialto Capital Advisors, LLC, as general special servicer for the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA.

34.15 Pentalpha Surveillance LLC, as operating advisor for the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA. (see Exhibit 34.3)

34.16 Citibank, N.A., as custodian for the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA.

34.17 Citibank, N.A., as certificate administrator under the Benchmark 2024-V10 PSA, pursuant to which the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan are serviced.

34.18 Argentic Services Company LP, as special servicer for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA.

34.19 Pentalpha Surveillance LLC, as operating advisor for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.3)

34.20 Computershare Trust Company, National Association, as custodian for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.5)

34.21 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the 9950 Woodloch mortgage loan is serviced. (see Exhibit 34.4)

34.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 34.1)

34.23 Park Bridge Lender Services LLC, as operating advisor for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 34.9)

34.24 Computershare Trust Company, National Association, as custodian for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 34.5)

34.25 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 34.4)

34.26 Argentic Services Company LP, as special servicer for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.18)

34.27 Park Bridge Lender Services LLC, as operating advisor for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.9)

34.28 Computershare Trust Company, National Association, as custodian for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.5)

34.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C5 PSA, pursuant to which the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans are serviced. (see Exhibit 34.1)

34.30 LNR Partners, LLC, as special servicer for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA prior to November 25, 2025. (see Exhibit 34.2)

34.31 Computershare Trust Company, National Association, as custodian for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA. (see Exhibit 34.5)

34.32 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C5 PSA, pursuant to which the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans are serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 LNR Partners, LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Berkadia Commercial Mortgage LLC, as primary servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V11 PSA, pursuant to which the Prime Northeast Portfolio mortgage loan is serviced. (see Exhibit 35.1)

35.6 LNR Partners, LLC, as special servicer for the Prime Northeast Portfolio mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 35.2)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V10 PSA, pursuant to which the Bronx Terminal Market mortgage loan and the Moffett Towers Building D mortgage loan are serviced. (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as general special servicer for the Moffett Towers Building D mortgage loan under the Benchmark 2024-V10 PSA.

35.9 Argentic Services Company LP, as special servicer for the 9950 Woodloch mortgage loan under the WFCM 2024-5C1 PSA.

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 35.1)

35.11 Argentic Services Company LP, as special servicer for the Northwoods Apartments mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 35.9)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C5 PSA, pursuant to which the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans are serviced. (see Exhibit 35.1)

35.13 LNR Partners, LLC, as special servicer for the Gallup HQ mortgage loan, the Arthouse Hotel mortgage loan and the 1025 Lenox Park Boulevard Northeast mortgage loans under the BMO 2024-5C5 PSA prior to November 25, 2025. (see Exhibit 35.2)

99.1 Mortgage Loan Purchase Agreement, dated as of September 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated September 12, 2024, and filed by the registrant on September 12, 2024 under Commission File No. 333-255934-15, and is incorporated by reference herein).

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

Date: March 31, 2026